Form 10QSB
period 2007-06-30
Atlas America Series 27-2006 LP
filed 2007-08-14
CIK 1379763

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-52615

ATLAS AMERICA SERIES 27-2006 L.P.
(Name of small business issuer in its charter)

Delaware	20-5242075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Westpointe Corporate Center One
1550 Coraopolis Heights Road, 2nd Floor
Moon Township, PA	15108
(Address of principal executive offices)	(zip code)

Issuer’s telephone number, including area code: (412) 262-2830

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA SERIES 27-2006 L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of June 30, 2007 and December 31, 2006	3

	Statements of Net Earnings for the Three Months and Six Months ended June 30, 2007	4

	Statement of Partners’ Capital Accounts for the Six Months ended June 30, 2007	5

	Statement of Cash Flows for the Six Months ended June 30, 2007	6

	Notes to Financial Statements	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-16

Item 3:	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6:	Exhibits	17

SIGNATURES		18

CERTIFICATIONS		19-22

PART I

ITEM 1.  FINANCIAL STATEMENTS

ATLAS AMERICA SERIES 27-2006 L.P.
BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$239,600	$100
Accounts receivable – affiliate	5,841,300	65,345,700
Short-term hedge receivable due from affiliate	565,200	—
Total current assets	6,646,100	65,345,800

Oil and gas properties, net	80,339,600	7,127,300
Long-term hedge receivable due from affiliate	297,900	—
	$87,283,600	$72,473,100
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$21,400	$12,000
Short-term hedge liability due to affiliate	56,800	—
Total current liabilities	78,200	12,000

Asset retirement obligation	1,681,900	333,400
Long-term hedge liability due to affiliate	664,000	—

Partners’ capital:
Managing general partner	13,652,500	1,246,200
Investor partners (2,840 units)	71,064,700	70,881,500
Accumulated other comprehensive income	142,300	—
Total partners' capital	84,859,500	72,127,700
	$87,283,600	$72,473,100

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 27-2006 L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2007

REVENUES:
Natural gas and oil	$2,442,400	$2,781,100
Total revenues	2,442,400	2,781,100

COSTS AND EXPENSES:
Production	478,200	559,700
Depletion	1,226,200	1,427,200
Accretion of asset retirement obligation	21,400	49,000
General and administrative	54,800	68,200
Total expenses	1,780,600	2,104,100
Net earnings	$661,800	$677,000

Allocation of net earnings:
Managing general partner	$446,800	$493,800
Investor partners	$215,000	$183,200
Net earnings per investor partnership unit	$76	$65

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 27-2006 L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE SIX MONTHS ENDED June 30, 2007
(Unaudited)

			Accumulated
	Managing		Other
	General	Investor	Comprehensive
	Partner	Partners	Income	Total

Balance at January 1, 2007	$1,246,200	$70,881,500	$—	$72,127,700

Participation in revenues and expenses:
Net production revenues	724,200	1,497,200	—	2,221,400
Depletion	(192,200)	(1,235,000)	—	(1,427,200)
General and administrative expenses	(22,200)	(46,000)	—	(68,200)
Accretion of asset retirement obligation	(16,000)	(33,000)	—	(49,000)
Net earnings	493,800	183,200	—	677,000

Other comprehensive income	—	—	142,300	142,300

MGP adjusted asset contributions	11,912,500	—	—	11,912,500

Balance at June 30, 2007	$13,652,500	$71,064,700	$142,300	$84,859,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 27-2006 L.P.
STATEMENT OF CASH FLOWS
(Unaudited)

Six Months Ended
June 30,
2007
Cash flows from operating activities:
Net earnings	$677,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	1,427,200
Accretion of asset retirement obligation	49,000
Increase in accounts receivable-affiliate	(1,923,000)
Increase in accrued liabilities	9,400
Net cash provided by operating activities	239,600

Cash flows from financing activities:
Return of initial cash contribution to MGP	(100)
Net cash used in financing activities	(100)

Net increase in cash and cash equivalents	239,500
Cash and cash equivalents at beginning of period	100
Cash and cash equivalents at end of period	$239,600

Supplemental schedule of non-cash investing and financing activities:

Assets contributed by the managing general partner:
Tangible equipment included in oil and gas properties	$10,548,000
Lease costs included in oil and gas properties	1,364,600
$11,912,600

Asset retirement obligation	$1,299,500

Additional asset contributions:
Tangible and intangible drilling costs	$61,427,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

The financial statements of Atlas America Series 27-2006 L.P. (the “Partnership”) as of June 30, 2007 and for the three and six months ended June 30, 2007 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10 for the year ended December 31, 2006.  The results of operations for the three and six months ended June 30, 2007 may not necessarily be indicative of the results of operations for the year ended December 31, 2007.  Partnership operations began on November 6, 2006.  The Partnership’s first production revenues were accrued in December 2006; therefore no comparative schedule is available for the three months and six months ended June 30, 2006.

In March 2006, Atlas Resources, Inc., the Partnership's Managing General Partner ("MGP"), was merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas Energy Resources, LLC, ("Atlas Energy"), a newly-formed subsidiary of Atlas America, Inc.  Atlas Resources, LLC now serves as the Partnership's MGP.  In December 2006, Atlas America, Inc. contributed substantially all of its natural gas and oil exploration and production assets to Atlas Energy Resources, LLC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s Form 10 for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its purchasers' credit information.  Credit is extended on an unsecured basis to many of its energy purchasers. At June 30, 2007 and December 31, 2006, the Partnership's MGP's credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period.  Actual results could differ from these estimates.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues.  These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices.  The Partnership had unbilled trade receivables of $1,576,200 at June 30, 2007 and $15,800 at December 31, 2006, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations and Financial Accounting Standards Board (“FASB”), Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated are as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2007

Asset retirement obligation at beginning of period	$1,867,900	$333,400
Liabilities incurred from drilling wells	(207,400)	1,299,500
Accretion expense	21,400	49,000
Asset retirement obligation at end of period	$1,681,900	$1,681,900

Property and Equipment

Property and equipment are stated at cost.  Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets' estimated useful lives.  Maintenance and repairs are expensed as incurred.  Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following at the dates indicated:	June 30,	December 31,
	2007	2006
Mineral interest in properties:
Proved properties	$1,714,700	$350,100
Wells and related equipment	80,056,100	6,781,200
	81,770,800	7,131,300

Accumulated depletion of oil and gas properties	(1,431,200)	(4,000)
	$80,339,600	$7,127,300

Recently Issued Financial Accounting Standards

In April 2007, the FASB issued Interpretation No. 39-1, amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, (“FIN 39-1”).  FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  The Partnership does not expect the adoption of FIN 39-1 to have a significant impact on its financial position or results of operations.

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Statement offers various options in electing to apply the provisions of this statement and at this time the Partnership has not made any decisions on its application to its financial position or results of operations, and is currently evaluating the impact of the adoption of SFAS 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective beginning January 1, 2008.  The Partnership is currently evaluating the impact of the adoption of SFAS 157 on its financial position and results of operations.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months and six months ended June 30, 2007 were $29,000 and $35,300, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are currently payable at $362 per well per month for operating and maintaining the wells.  Well supervision fees incurred for the three months and six months ended June 30, 2007 were $140,200 and $170,400, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at rates ranging from $.29-$.35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price.  Transportation fees incurred for the three months and six months ended June 30, 2007 were $272,400 and $314,600, respectively.

•
Adjusted asset contributions from the MGP which are included on the Partnership's Statement of Cash Flows as a non-cash activity for the six months ended June 30, 2007 were $11,912,600.  Additional asset contributions which are included on the Partnership's Statement of Cash Flows as a non-cash activity for the six months ended June 30, 2007 were $61,427,400.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses.  Accounts receivable-affiliate on the Partnership's Balance Sheets represents the net production revenues due from the MGP.

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the investor partners equal to at least 10% of their agreed subscriptions.  Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners.

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income.  For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.  Comprehensive income for the Partnership is as follows for the periods indicated:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2007

Net earnings	$661,800	$677,000
Other comprehensive income:
Unrealized holding gain on hedging contracts	239,700	264,800
Less: reclassification adjustment for gains realized in net earnings	(102,100)	(122,500)
	137,600	142,300
Comprehensive income	$799,400	$819,300

NOTE 5 – DERIVATIVE INSTRUMENTS

Atlas Energy, on behalf of the Partnership, from time to time enters into natural gas futures and option contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

Atlas Energy, on behalf of the Partnership, formally documents all relationships between hedging instruments and the items being hedged, including the Partnership’s risk management objective and strategy for undertaking the hedging transactions.  This includes matching the natural gas futures and options contracts to the forecasted transactions.  The Partnership assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items.  Historically these contracts have qualified and were designated as cash flow hedges and recorded at their fair values.  Derivatives are recorded on the Balance Sheets as assets and liabilities at fair value.  Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX.  Changes in fair value are recognized in Partners’ Capital as Accumulated other comprehensive income (loss) and recognized within the Statement of Net Earnings in the month the hedged gas is settled.  If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

At June 30, 2007, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 2,461,700 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through June 30, 2012 at an average settlement price of $8.23 per Dth. At June 30, 2007, the Partnership reflected net hedging assets on its Balance Sheets of $142,300.  Of the $142,300 net gain in Accumulated other comprehensive income at June 30, 2007, if the fair values of the instruments remain at current market values, the Partnership will reclassify $508,400 of net gain to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $366,100 of net losses in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes.  Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $102,100 and $122,500 for the three month and six month periods ended June 30, 2007 in its oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments.  The Partnership recognized no gains or losses during the three months and six months ended June 30, 2007 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of June 30, 2007, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Fixed Price Swaps
				Fair Value
	Twelve Month	Volumes	Average	Asset
	Period Ending	(per MMBTU)	Fixed Price	(Liability)
	June 30,	(1)	(per MMBTU)	(2)

	2008	604,300	$8.682	$497,900
	2009	591,000	$8.533	(3,600)
	2010	457,700	$8.053	(140,800)
	2011	255,500	$7.524	(140,000)
	2012	88,900	$7.365	(35,300)
				$178,200

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Costless Collars
					Fair Value
Company	Twelve Month		Volumes	Average	Asset
	Period Ending	Option	(per MMBTU)	Floor & Cap	(Liability)
	June 30,	Type	(1)	(per MMBTU)	(2)

	2008	Puts purchased	33,300	$7.500	$14,200
	2008	Calls sold	33,300	$8.600	—
	2008	Puts purchased	28,900	$7.500	—
	2008	Calls sold	28,900	$9.400	(3,700)
	2009	Puts purchased	28,900	$7.500	—
	2009	Calls sold	28,900	$9.400	(4,100)
	2010	Puts purchased	53,300	$7.750	—
	2010	Calls sold	53,300	$8.750	(13,700)
	2011	Puts purchased	53,300	$7.750	100
	2011	Calls sold	53,300	$8.750	—
	2011	Puts purchased	133,300	$7.500	—
	2011	Calls sold	133,300	$8.450	(31,700)
	2012	Puts purchased	133,300	$7.500	3,000
	2012	Calls sold	133,300	$8.450	—
					$(35,900)

				Net Asset	$142,300
______________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	June 30, 2007		December 31, 2006
	Book Value	Fair Value	Book Value		Fair Value
Assets
Derivative instruments	$863,100	$863,100	$	―	$	―
	$863,100	$863,100	$	―	$	―
Liabilities
Derivative instruments	$(720,800)	$(720,800)	$	―	$	―
	$142,300	$142,300	$	―	$	―

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS (UNAUDITED)

Forward-Looking Statements

The matters discussed within this report include forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the Notes to our Financial Statements.

General

We were formed as a Delaware limited partnership on July 21, 2006, with Atlas Resources, LLC as our Managing General Partner, or MGP, to drill natural gas development wells.  We drilled and currently operate wells located in Pennsylvania, New York and Tennessee. We have no employees and rely on our MGP for management which, in turn relies on its parent company, Atlas Energy Resources, LLC or Atlas Energy, for administrative services.

Our wells are currently producing natural gas and, to a far lesser extent, oil which are our only products.  Most of our gas is gathered and delivered to market through Atlas Pipeline Partners, L.P.’s gas gathering system, which is managed by an affiliate of our MGP.  We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold.

Results of Operations

Partnership operations began on November 6, 2006.  The Partnership’s first production revenues were accrued in December 2006, therefore no comparative schedule is available for the three months and six months ended June 30, 2006.

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2007

Production revenues (in thousands):
Gas	$2,409	$2,748
Oil	$33	$33
Total	$2,442	$2,781

Production volumes:
Gas (mcf/day) (2)	2,854	1,674
Oil (bbls/day) (2)	6	3
Total (mcfe/day) (2)	2,890	1,692

Average sales prices:
Gas (per mcf) (1) (2)	$9.27	$9.07
Oil (per bbl) (2)	$59.35	$59.35

Average production costs:
As a percent of sales	20%	20%
Per mcfe (2)	$1.82	$1.83

Depletion per mcfe	$4.66	$4.66
_____________

(1)	The average sales price per mcf before the effects of hedging was $8.88 and $8.66 for the three months and six months ended June 30, 2007.
(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $2,409,000 and $2,747,700 for the three months and six months ended June 30, 2007.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $33,400 for the three months and six months ended June 30, 2007.

Expenses.  Production expenses were $478,200 and $559,700 for the three months and six months ended June 30, 2007.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 50% and 51% in the three months and six months ended June 30, 2007.  These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months and six months ended June 30, 2007 were $54,800 and $68,200.  These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.

Liquidity and Capital Resources

Cash provided by operating activities was $239,600 in the six months ended June 30, 2007.  This was primarily from net earnings before depletion and accretion of $2,153,200 offset by an increase in accounts receivable-affiliate of $1,923,000 for the current period.

Cash used in financing activities was $100 during the six months ended June 30, 2007.  This was due to a return of the initial cash contribution to our MGP.

We have no, nor do we expect any material commitments to make capital expenditures, except that our MGP may withhold funds for future plugging and abandonment costs.  Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us.  The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

We believe that our future cash flows from operations and amounts available from borrowings from our MGP or its affiliates, if any, will be adequate to fund our operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued liabilities.  We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in our Annual Report on Form 10.

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the investor partners equal to at least 10% of their agreed subscriptions.  Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners.

Recently Issued Financial Accounting Standards

In April 2007, the Financial Accounting Standards Board or FASB issued FASB Interpretation No. 39-1, amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, (“FIN 39-1”).  FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of FIN 39-1 to have a significant impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Statement offers various options in electing to apply the provisions of this Statement and at this time we have not made any decisions in its application to our financial position or results of operations.  We are currently evaluating the impact of the adoption of SFAS 159 on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement or SFAS 157.  SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It also establishes a framework for measuring fair value and expands disclosure requirements.  SFAS 157 is effective beginning January 1, 2008.  We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our MGP’s management, including our MGP’s Chief Executive Officer and Chief Financial Officer, our MGP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our MGP’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure.  There have been no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14/15(d)-14.
31.2	Certification Pursuant to Rule 13a-14/15(d)-14.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Series 27-2006 L.P.

Atlas Resources, LLC, Managing General Partner

Date: August 14, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: August 14, 2007	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: August 14, 2007	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer