Form 10QSB
period 2007-09-30
Atlas America Series 27-2006 LP
filed 2007-11-09
CIK 1379763

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

ATLAS AMERICA SERIES 27-2006 L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of September 30, 2007 and December 31, 2006	3

	Statements of Net Earnings for the Three Months and Nine Months ended September 30, 2007	4

	Statement of Partners’ Capital Accounts for the Nine Months ended September 30, 2007	5

	Statement of Cash Flows for the Nine Months ended September 30, 2007	6

	Notes to Financial Statements	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-16

Item 3:	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6:	Exhibits	17

SIGNATURES		18

CERTIFICATIONS		19-22

PART I

ITEM 1.                      FINANCIAL STATEMENTS

ATLAS AMERICA SERIES 27-2006 L.P.
BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,012,300	$100
Accounts receivable – affiliate	6,268,800	65,345,700
Short-term hedge receivable due from affiliate	1,411,900	—
Total current assets	8,693,000	65,345,800

Oil and gas properties, net	79,488,900	7,127,300
Long-term hedge receivable due from affiliate	754,600	—
	$88,936,500	$72,473,100
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$21,900	$12,000
Short-term hedge liability due to affiliate	226,700	—
Total current liabilities	248,600	12,000

Asset retirement obligation	1,706,400	333,400
Long-term hedge liability due to affiliate	1,047,100	—

Partners’ capital:
Managing general partner	14,661,500	1,246,200
Limited partners (2,840 units)	70,380,200	70,881,500
Accumulated other comprehensive income	892,700	—
Total partners' capital	85,934,400	72,127,700
	$88,936,500	$72,473,100

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 27-2006 L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007

REVENUES:
Natural gas and oil	$5,117,500	$7,898,600
Total revenues	5,117,500	7,898,600

COSTS AND EXPENSES:
Production	1,005,100	1,564,800
Depletion	2,823,000	4,250,200
Accretion of asset retirement obligation	24,500	73,500
General and administrative	63,900	132,100
Total expenses	3,916,500	6,020,600
Net earnings	$1,201,000	$1,878,000

Allocation of net earnings:
Managing general partner	$925,500	$1,419,300
Limited partners	$275,500	$458,700
Net earnings per limited partnership unit	$97	$162

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 27-2006 L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE NINE MONTHS ENDED
September 30, 2007
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income	Total

Balance at January 1, 2007	$1,246,200	$70,881,500	$—	$72,127,700

Participation in revenues and expenses:
Net production revenues	2,064,800	4,269,000	—	6,333,800
Depletion	(578,500)	(3,671,700)	—	(4,250,200)
General and administrative expenses	(43,100)	(89,000)	—	(132,100)
Accretion of asset retirement obligation	(23,900)	(49,600)	—	(73,500)
Net earnings	1,419,300	458,700	—	1,878,000

Other comprehensive income	—	—	892,700	892,700

MGP adjusted asset contributions	12,460,300	—	—	12,460,300

Distributions to partners	(464,300)	(960,000)	—	(1,424,300)

Balance at September 30, 2007	$14,661,500	$70,380,200	$892,700	$85,934,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 27-2006 L.P.
STATEMENT OF CASH FLOWS
(Unaudited)

Nine Months
Ended
September 30,
2007
Cash flows from operating activities:
Net earnings	$1,878,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	4,250,200
Accretion of asset retirement obligation	73,500
Increase in accounts receivable-affiliate	(3,775,000)
Increase in accrued liabilities	9,900
Net cash provided by operating activities	2,436,600

Cash flows from financing activities:
Return of initial cash contribution to MGP	(100)
Distributions to partners	(1,424,300)
Net cash used in financing activities	(1,424,400)

Net increase in cash and cash equivalents	1,012,200
Cash and cash equivalents at beginning of period	100
Cash and cash equivalents at end of period	$1,012,300

Supplemental schedule of non-cash investing and financing activities:

Assets contributed by the managing general partner:
Tangible equipment included in oil and gas properties	$11,095,800
Lease costs included in oil and gas properties	1,364,600
$12,460,400

Asset retirement obligation	$1,299,500

Additional asset contributions:
Tangible and intangible drilling costs	$62,851,800

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

The financial statements of Atlas America Series 27-2006 L.P. (the “Partnership”) as of September 30, 2007 and for the three and nine months ended September 30, 2007 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10 for the year ended December 31, 2006.  The results of operations for the three and nine months ended September 30, 2007 may not necessarily be indicative of the results of operations for the year ended December 31, 2007.  Partnership operations began on November 6, 2006.  The Partnership’s first production revenues were accrued in December 2006; therefore, no comparative schedule is available for the three months and nine months ended September 30, 2006.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s Form 10 for the period ended December 31, 2006 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its purchasers' credit information.  Credit is extended on an unsecured basis to many of its energy purchasers. At September 30, 2007 and December 31, 2006, the Partnership's MGP's credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

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

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues.  These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices.  The Partnership had unbilled trade receivables of $2,544,100 at September 30, 2007 and $15,800 at December 31, 2006, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated are as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007

Asset retirement obligation at beginning of period	$1,681,900	$333,400
Liabilities incurred from drilling wells	—	1,299,500
Accretion expense	24,500	73,500
Asset retirement obligation at end of period	$1,706,400	$1,706,400

Property and Equipment

Property and equipment are stated at cost.  Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets' estimated useful lives.  Maintenance and repairs are expensed as incurred.  Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following at the dates indicated:	September 30,	December 31,
	2007	2006
Mineral interest in properties:
Proved properties	$1,714,700	$350,100
Wells and related equipment	82,028,400	6,781,200
	83,743,100	7,131,300

Accumulated depletion of oil and gas properties	(4,254,200)	(4,000)
	$79,488,900	$7,127,300

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
September 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Partnership is currently evaluating the impact of the adoption of SFAS 159 on its financial position and results of operations.

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

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months and nine months ended September 30, 2007 were $37,900 and $73,200, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are currently payable at $362 per well per month for operating and maintaining the wells.  Well supervision fees incurred for the three months and nine months ended September 30, 2007 were $182,800 and $353,200, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at rates ranging from $.29-$.35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price.  Transportation fees incurred for the three months and nine months ended September 30, 2007 were $669,300 and $983,900, respectively.

•
Asset contributions from the MGP which are disclosed on the Partnership's Statement of Cash Flows as a non-cash activity for the nine months ended September 30, 2007 were $12,460,400.  Additional asset contributions which are disclosed on the Partnership's Statement of Cash Flows as a non-cash activity for the nine months ended September 30, 2007 were $62,851,800.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses.  Accounts receivable-affiliate on the Partnership's Balance Sheets represents the net production revenues due from the MGP.

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions.  Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the limited partners.

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

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007

Net earnings	$1,201,000	$1,878,000
Other comprehensive income:
Unrealized holding gain on hedging contracts	1,208,300	1,473,100
Less: reclassification adjustment for gains realized in net earnings	(457,900)	(580,400)
	750,400	892,700
Comprehensive income	$1,951,400	$2,770,700

NOTE 5 – DERIVATIVE INSTRUMENTS

Atlas Energy, on behalf of the Partnership, from time to time enters into natural gas futures, option and collar contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

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

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

At September 30, 2007, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 6,508,600 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through September 30, 2013 at an average settlement price of $8.15 per Dth. At September 30, 2007, the Partnership reflected net hedging assets on its Balance Sheets of $892,700.  Of the $892,700 net gain in Accumulated other comprehensive income at September 30, 2007, if the fair values of the instruments remain at current market values, the Partnership will reclassify $1,185,200 of net gain to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $292,500 of net losses in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes.  Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $457,900 and $580,400 for the three month and nine month periods ended September 30, 2007 in its oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments.  The Partnership recognized no gains or losses during the three months and nine months ended September 30, 2007 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of September 30, 2007, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Fixed Price Swaps
				Fair Value
	Twelve Month	Volumes	Average	Asset
	Period Ending	(per MMBTU)	Fixed Price	(Liability)
	September 30,	(1)	(per MMBTU)	(2)

	2008	1,499,900	$8.69	$1,126,300
	2009	1,461,100	$8.41	226,100
	2010	985,100	$7.87	(269,700)
	2011	539,600	$7.46	(226,700)
	2012	110,700	$7.37	(48,000)
				$808,000

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Costless Collars
					Fair Value
	Twelve Month		Volumes	Average	Asset
	Period Ending	Option	(per MMBTU)	Floor & Cap	(Liability)
	September 30,	Type	(1)	(per MMBTU)	(2)

	2008	Puts purchased	41,500	$7.50	$29,000
	2008	Calls sold	41,500	$8.60	—
	2008	Puts purchased	107,900	$7.50	29,900
	2008	Calls sold	107,900	$9.40	—
	2009	Puts purchased	36,000	$7.50	—
	2009	Calls sold	36,000	$9.40	(3,000)
	2010	Puts purchased	199,300	$7.75	13,300
	2010	Calls sold	199,300	$8.75	—
	2011	Puts purchased	66,400	$7.75	(300)
	2011	Calls sold	66,400	$8.75	—
	2011	Puts purchased	498,100	$7.50	22,100
	2011	Calls sold	498,100	$8.45	—
	2012	Puts purchased	166,000	$7.50	—
	2012	Calls sold	166,000	$8.45	(2,300)
	2012	Puts purchased	597,700	$7.50	—
	2012	Calls sold	597,700	$8.45	(2,200)
	2013	Puts purchased	199,300	$7.00	—
	2013	Calls sold	199,300	$8.37	(1,800)
					$84,700

				Net Asset	$892,700
______________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	September 30, 2007		December 31, 2006
	Book Value	Fair Value	Book Value		Fair Value
Assets
Derivative instruments	$2,166,500	$2,166,500	$	―	$	―
	$2,166,500	$2,166,500	$	―	$	―
Liabilities
Derivative instruments	$(1,273,800)	$(1,273,800)	$	―	$	―
	$892,700	$892,700	$	―	$	―

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

General

We were formed as a Delaware limited partnership on July 21, 2006, with Atlas Resources, LLC as our Managing General Partner, or MGP, to drill natural gas development wells.  We drilled and currently operate wells located in Pennsylvania, New York and Tennessee. We have no employees and rely on our MGP for management which, in turn relies on its parent company, Atlas Energy Resources, LLC, or Atlas Energy, for administrative services.

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

Results of Operations

Partnership operations began on November 6, 2006.  The Partnership’s first production revenues were accrued in December 2006, therefore no comparative schedule is available for the three months and nine months ended September 30, 2006.

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007

Production revenues (in thousands):
Gas	$5,032	$7,780
Oil	$86	$119
Total	$5,118	$7,899

Production volumes:
Gas (mcf/day) (2)	6,487	3,296
Oil (bbls/day) (2)	14	7
Total (mcfe/day) (2)	6,571	3,338

Average sales prices:
Gas (per mcf) (1) (2)	$8.43	$8.65
Oil (per bbl) (2)	$66.84	$64.56

Average production costs:
As a percent of sales	20%	20%
Per mcfe (2)	$1.66	$1.72

Depletion per mcfe	$4.67	$4.67
_____________

(1)	The average sales price per mcf before the effects of hedging was $7.66 and $8.00 for the three months and nine months ended September 30, 2007.
(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $5,031,700 and $7,779,500 for the three months and nine months ended September 30, 2007.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $85,800 and $119,100 for the three months and nine months ended September 30, 2007.

Expenses.  Production expenses were $1,005,100 and $1,564,800 for the three months and nine months ended September 30, 2007.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 55% and 54% in the three months and nine months ended September 30, 2007.  These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months and nine months ended September 30, 2007 were $63,900 and $132,100.  These expenses include third-party costs, audit, tax and other outside services as well as the monthly administrative fees charged by our MGP.

Liquidity and Capital Resources

Cash provided by operating activities was $2,436,600 in the nine months ended September 30, 2007.  This was primarily from net earnings before depletion and accretion of $6,201,700 offset by an increase in accounts receivable-affiliate of $3,775,000 for the current period.

Cash used in financing activities was $1,424,400 during the nine months ended September 30, 2007.  This was primarily due to distributions to partners.

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

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions.  Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the limited partners.

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

Atlas America Series 27-2006 L.P.

Atlas Resources, LLC, Managing General Partner

Date: November 9, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 9, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: November 9, 2007	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: November 9, 2007	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer