Form 10-Q
period 2008-06-30
Atlas America Series 27-2006 LP
filed 2008-08-12
CIK 1379763

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

ATLAS AMERICA SERIES 27-2006 L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of June 30, 2008 and December 31, 2007	3

	Statements of Net Earnings for the Three Months and Six Months ended June 30, 2008 and 2007	4

	Statement of Changes in Partners’ Capital for the Six Months ended June 30, 2008	5

	Statements of Cash Flows for the Six Months ended June 30, 2008 and 2007	6

	Notes to Financial Statements	7-15

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 4:	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings	19

Item 6:	Exhibits	20

SIGNATURES		21

CERTIFICATIONS		22-25

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA SERIES 27-2006 L.P.
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$991,900	$1,142,300
Accounts receivable – affiliate	3,138,500	3,806,400
Short-term hedge receivable due from affiliate	—	1,235,400
Total current assets	4,130,400	6,184,100

Oil and gas properties, net	64,881,200	70,039,100
Long-term hedge receivable due from affiliate	—	184,700
	$69,011,600	$76,407,900
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$10,000	$27,000
Short-term hedge liability due to affiliate	4,380,600	29,200
Total current liabilities	4,390,600	56,200

Asset retirement obligation	1,647,700	1,690,100
Long-term hedge liability due to affiliate	6,320,000	1,856,100

Partners’ capital:
Managing general partner	13,215,200	14,585,800
Limited partners (2,840 units)	54,138,700	58,684,900
Accumulated other comprehensive loss	(10,700,600)	(465,200)
Total partners' capital	56,653,300	72,805,500
	$69,011,600	$76,407,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 27-2006 L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUES
Natural gas and oil	$3,527,800	$2,442,400	$7,483,400	$2,781,100
Total revenues	3,527,800	2,442,400	7,483,400	2,781,100

COSTS AND EXPENSES
Production	771,200	478,200	1,761,800	559,700
Depletion	2,246,400	1,247,600	4,740,200	1,476,200
General and administrative	83,500	54,800	147,200	68,200
Total expenses	3,101,100	1,780,600	6,649,200	2,104,100
Net earnings	$426,700	$661,800	$834,200	$677,000

Allocation of net earnings (loss):
Managing general partner	$513,300	$446,800	$1,083,200	$493,800
Limited partners	$(86,600)	$215,000	$(249,000)	$183,200
Net earnings (loss) per limited partnership unit	$(31)	$76	$(88)	$65

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 27-2006 L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED June 30, 2008
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Loss	Total

Balance at January 1, 2008	$14,585,800	$58,684,900	$(465,200)	$72,805,500

Participation in revenues and expenses:
Net production revenues	1,865,200	3,856,400	—	5,721,600
Depletion, depreciation and amortization	(734,100)	(4,006,100)	—	(4,740,200)
General and administrative expenses	(47,900)	(99,300)	—	(147,200)
Net earnings (loss)	1,083,200	(249,000)	—	834,200

Other comprehensive loss	—	—	(10,235,400)	(10,235,400)

Asset contributions	(375,300)	—	—	(375,300)

Distributions to partners	(2,078,500)	(4,297,200)	—	(6,375,700)

Balance at June 30, 2008	$13,215,200	$54,138,700	$(10,700,600)	$56,653,300

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 27-2006 L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$834,200	$677,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion, depreciation and amortization	4,740,200	1,476,200
Decrease (increase) in accounts receivable-affiliate	667,900	(1,923,000)
(Decrease) increase in accrued liabilities	(17,000)	9,400
Net cash provided by operating activities	6,225,300	239,600

Cash flows from financing activities:
Return of initial cash contributions to MGP	—	(100)
Distributions to partners	(6,375,700)	—
Net cash used in financing activities	(6,375,700)	(100)

Net (decrease) increase in cash and cash equivalents	(150,400)	239,500
Cash and cash equivalents at beginning of period	1,142,300	100
Cash and cash equivalents at end of period	$991,900	$239,600

Supplemental schedule of non-cash investing and financing activities:

Assets contributed by (returned to ) managing general partner:
Tangible equipment	$(346,200)	$10,548,000
Lease costs	—	1,364,600
Intangible drilling costs	(29,100)	—
	$(375,300)	$11,912,600

Asset retirement obligation	$—	$1,299,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
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

The financial statements as of June 30, 2008 and for the three months and six months ended June 30, 2008 and 2007 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB for the year ended December 31, 2007.  The results of operations for the three months and six months ended June 30, 2008 may not necessarily be indicative of the results of operations for the year ended December 31, 2008.

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

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers' credit information.  Credit is extended on an unsecured basis to many of its energy customers. At June 30, 2008 and December 31, 2007, the Partnership's MGP's credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

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

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues.  These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices.  The Partnership had unbilled trade receivables of $2,105,800 at June 30, 2008 and $2,686,600 at December 31, 2007, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties

Oil and gas properties are stated at cost.  Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets' estimated useful lives.  Maintenance and repairs are expensed as incurred.  Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following at the dates indicated:	June 30,	December 31,
	2008	2007
Natural gas and oil properties:
Proved properties:
Leasehold interests	$1,727,400	$1,727,400
Wells and related equipment	86,270,100	86,645,400
	87,997,500	88,372,800

Accumulated depletion	(23,116,300)	(18,333,700)
	$64,881,200	$70,039,100

Recently Issued Financial Accounting Standards

In May 2008, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Policies" ("SFAS 162"), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC's approval of the PCAOB's amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on the Partnership's financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Partnership is currently evaluating whether the adoption of SFAS 161 will have an impact on its financial position or results of operations.

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement was effective for the Partnership as of January 1, 2008. The Partnership adopted SFAS 159 at January 1, 2008, and has elected not to apply the fair value option to any of its financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of SFAS 159 did not impact the Partnership’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued final FASB Staff Position 157-2, (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. The Partnership adopted SFAS 157 as of January 1, 2008 with respect to its commodity and interest rate swap derivative instruments which are measured at fair value within its financial statements. See Note 5 for disclosures pertaining to the provisions of SFAS 157 with regard to the Partnership’s fair value measurements.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months and six months ended June 30, 2008 were $43,400 and $87,700, respectively. Administrative costs incurred for the three months and six months ended June 30, 2007 were $29,000 and $35,300, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at $376 and $362 per well per month in 2008 and 2007, respectively, for operating and maintaining the wells. Well supervision fees incurred, for the three months and six months ended June 30, 2008 were $217,400 and $439,600, respectively. Well supervision fees incurred, for the three months and six months ended June 30, 2007 were $140,200 and $170,400, respectively.

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three months and six months ended June 30, 2008 were $431,700 and $1,064,800, respectively. Transportation fees incurred for the three months and six months ended June 30, 2007 were $272,400 and $314,600, respectively.

•
Assets returned to the MGP which are disclosed on the Partnership's Statements of Cash Flows as a non-cash activity for the six months ended June 30, 2008 were $375,300. Assets contributed by the MGP which are disclosed on the Partnership's Statements of Cash Flows as a non-cash activity for the six months ended June 30, 2007 were $11,912,600.

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

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income (loss)" and, for the Partnership, include changes in the fair value of unrealized hedging contracts related to commodity derivatives. Comprehensive income (loss) for the Partnership is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net earnings	$426,700	$661,800	$834,200	$677,000
Other comprehensive income (loss):
Unrealized holding (loss) gain on hedging contracts	(5,998,500)	239,700	(9,843,500)	264,800
Less: reclassification adjustment for losses (gains) realized in net earnings	46,100	(102,100)	(391,900)	(122,500)
Total other comprehensive income (loss)	(5,952,400)	137,600	(10,235,400)	142,300
Comprehensive income (loss)	$(5,525,700)	$799,400	$(9,401,200)	$819,300

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
June 30, 2008
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Atlas Energy on behalf of the Partnership from time to time enters into natural gas and oil futures option and collar contracts to achieve more predictable cash flows by hedging its exposure to changes in natural gas and oil prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Oil contracts are based on a West Texas Intermediate ("WTI") index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.

At June 30, 2008, Atlas Energy had allocated natural gas futures contracts to the Partnership related to natural gas sales covering 3,218,900 dekatherms (“Dth”) of gas, maturing through June 30, 2013, at an average settlement price of $8.32 per Dth. In addition, Atlas Energy had allocated oil futures contracts to the Partnership related to oil sales covering 5,400 barrels (“Bbls”) of oil, maturing through June 30, 2013, at an average settlement price of $99.41 per Bbl. At June 30, 2008, the Partnership reflected a net hedge liability on its Balance Sheets of $10,700,600. Of the $10,700,600 net loss in accumulated other comprehensive loss at June 30, 2008, if the fair values of the instruments remain at current market values, the Partnership will reclassify $4,380,600 of net loss to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $6,320,000 of net losses in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. The Partnership realized a loss of $46,100 and a gain of $102,100 for the three months ended June 30, 2008 and 2007, respectively; and gains of $391,900 and $122,500 for the six month periods ended June 30, 2008 and 2007, respectively in oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership recognized no gains or losses during the three months and six months ended June 30, 2008 and 2007 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of June 30, 2008, Atlas Energy had allocated to the Partnership the following natural gas and oil hedge volumes hedged:

Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu) (1)	(per MMbtu)	Liability (2)

2008	491,800	$8.77	$(2,303,500)
2009	938,900	8.54	(3,540,200)
2010	655,400	8.11	(1,907,100)
2011	464,500	7.90	(1,210,100)
2012	343,100	8.20	(777,100)
2013	37,300	8.73	(67,200)
			$(9,805,200)

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Natural Gas Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(MMbtu) (1)	(per MMbtu)	Liability (2)

2008	Puts purchased	19,400	$7.50	$—
2008	Calls sold	19,400	9.40	(79,400)
2010	Puts purchased	71,600	7.75	—
2010	Calls sold	71,600	8.75	(182,400)
2011	Puts purchased	179,000	7.50	—
2011	Calls sold	179,000	8.45	(411,200)
2012	Puts purchased	17,900	7.00	—
2012	Calls sold	17,900	8.37	(41,900)
				$(714,900)

Crude Oil Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(Bbl)	(per Bbl)	Liability (3)

2008	600	$104.24	$(22,000)
2009	800	99.92	(33,200)
2010	700	97.31	(26,600)
2011	600	96.43	(20,700)
2012	500	96.00	(16,300)
2013	100	95.95	(4,200)
			$(123,000)

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Crude Oil Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(Bbl)	(per Bbl)	Liability (3)

2008	Puts purchased	300	$85.00	$—
2008	Calls sold	300	127.00	(5,100)
2009	Puts purchased	500	85.00	—
2009	Calls sold	500	118.63	(15,100)
2010	Puts purchased	500	85.00	—
2010	Calls sold	500	112.92	(13,900)
2011	Puts purchased	400	85.00	—
2011	Calls sold	400	110.81	(11,800)
2012	Puts purchased	300	85.00	—
2012	Calls sold	300	110.06	(9,100)
2013	Puts purchased	100	85.00	—
2013	Calls sold	100	110.09	(2,500)
				$(57,500)

			Total Net Liability	$(10,700,600)
____________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.
(3)	Fair value based on forward WTI crude oil prices.

The fair value of the derivatives is included on the Partnership's Balance Sheets as follows:

	June 30,	December 31,
	2008	2007
Short-term hedge receivable due from affiliate	$—	$1,235,400
Long-term hedge receivable due from affiliate	—	184,700
Short-term hedge liability due to affiliate	(4,380,600)	(29,200)
Long-term hedge liability due to affiliate	(6,320,000)	(1,856,100)
	$(10,700,600)	$(465,200)

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
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

The Partnership uses the fair value methodology outlined in SFAS 157 to value the assets and liabilities for its outstanding derivative contracts. All of the Partnership’s derivatives contracts are defined as Level 2. The Partnership's natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. In accordance with SFAS 157, the following table represents the Partnership's fair value hierarchy for its financial instruments at June 30, 2008.

	Fair Value Measurements at June 30, 2008 Using
	Quoted prices	Significant other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)

Commodity-based derivatives	$—	$(10,700,600)	$—

Total	$—	$(10,700,600)	$—

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 6 - ASSET RETIREMENT OBLIGATION

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) and FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Asset retirement obligation at beginning of period	$1,623,700	$1,867,900	$1,690,100	$333,400
Liabilities/reduction incurred from drilling wells	—	(207,400)	—	1,299,500
Accretion expense	24,000	21,400	(42,400)	49,000
Asset retirement obligation at end of period	$1,647,700	$1,681,900	$1,647,700	$1,681,900

The above accretion expense is included in depletion, depreciation and amortization in the Partnership's Statements of Net Earnings.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS (UNAUDITED)

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Production revenues (in thousands):
Gas	$3,439	$2,409	$7,297	$2,748
Oil	$89	$33	$186	$33
Total	$3,528	$2,442	$7,483	$2,781

Production volumes:
Gas (mcf/day) (3)	4,140	2,854	4,503	1,674
Oil (bbls/day) (3)	10	6	11	3
Total (mcfe/day) (3)	4,200	2,890	4,569	1,692

Average sales prices:
Gas (per mcf) (1) (3)	$9.13	$9.27	$8.90	$9.07
Oil (per bbl) (2) (3)	$96.23	$59.35	$90.12	$59.35

Average production costs:
As a percent of revenues	22%	20%	24%	20%
Per mcfe (3)	$2.02	$1.82	$2.12	$1.83

Depletion per mcfe	$5.81	$4.66	$5.75	$4.66
_____________

(1)
The average sales price per mcf before the effects of hedging was $9.25 and $8.88 for the three months ended June 30, 2008 and 2007, respectively; and $8.43 and $8.66 for the six months ended June 30, 2008 and 2007, respectively.

(2)	The average sales price per bbl before the effects of hedging was $97.05 and $90.49 for the three months and six months ended June 30, 2008, respectively. There was no oil hedging in 2007.
(3)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $3,438,700 and $2,409,000 for the three months ended June 30, 2008 and 2007, respectively, an increase of $1,029,700 (43%).  This increase was due to an increase in production volumes to 4,140 mcf per day for the three months ended June 30, 2008 from 2,854 mcf per day for the three months ended June 30, 2007, an increase of 1,286 mcf per day (45%), partially offset by a decrease in the average sales price we received for our natural gas to $9.13 for the three months ended June 30, 2008 as compared to $9.27 for the three months ended June 30, 2007, a decrease of $.14 per mcf (2%). The $1,029,700 increase in natural gas revenues for the three months ended June 30, 2008 as compared to the prior year period was attributable to a $1,084,700 increase in production volumes, partially offset by a $55,000 decrease in natural gas sale prices, which are driven by market conditions.  The overall increase in natural gas production volumes for the three months ended June 30, 2008 resulted from a majority of our wells being on-line as compared to the prior year similar period.

Our natural gas revenues were $7,297,000 and $2,747,700 for the six months ended June 30, 2008 and 2007, respectively, an increase of $4,549,300 (166%).  This increase was due to an increase in production volumes to 4,503 mcf per day for the six months ended June 30, 2008 from 1,674 mcf per day for the six months ended June 30, 2007, an increase of 2,829 mcf per day (169%), partially offset by a decrease in the average sales price we received for our natural gas to $8.90 for the six months ended June 30, 2008 as compared to $9.07 for the six months ended June 30, 2007, a decrease of $.17 per mcf (2%). The $4,549,300 increase in natural gas revenues for the six months ended June 30, 2008 as compared to the prior year similar period was attributable to a $4,684,100 increase in production volumes, partially offset by a $134,800 decrease in natural gas sale prices.  The overall increase in natural gas production volumes for the six months ended June 30, 2008 resulted from a majority of our wells being on-line as compared to the prior year similar period.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $89,100 and $33,400 the three months ended June 30, 2008 and 2007, respectively, an increase of $55,700 (167%). This increase was due to an increase in the average sales price we received for our oil to $96.23 for the three months ended June 30, 2008 as compared to $59.35 for the three months ended June 30, 2007, an increase of $36.88 per bbl (62%) and an increase in the production volumes to 10 bbl per day for the three months ended June 30, 2008 from 6 bbl per day for the three months ended June 30, 2007, an increase of 4 bbl per day (67%). The $55,700 increase in oil revenues for the three months ended June 30, 2008 as compared to the prior year similar period was attributable to a $34,100 increase in oil prices and a $21,600 increase in production volumes.

Our oil revenues were $186,400 and $33,400 for the six months ended June 30, 2008 and 2007, respectively, an increase of $153,000 (458%).  This increase was due to an increase in production volumes to 11 bbl per day for the six months ended June 30, 2008 from 3 bbl per day for the six months ended June 30, 2007, an increase of 8 bbl per day (267%) and an increase in the average sales price we received for our oil to $90.12 for the six months ended June 30, 2008 as compared to $59.35 for the six months ended June 30, 2007, an increase of $30.77 per bbl (52%).  The $153,000 increase in oil revenues for the six months ended June 30, 2008 as compared to the prior year similar period was attributable to an $89,400 increase in production volumes and a $63,600 increase in oil prices.

Expenses.  Production expenses were $771,200 and $478,200 for the three months ended June 30, 2008 and 2007, respectively, an increase of $293,000 (61%). Production expenses were $1,761,800 and $559,700 for the six months ended June 30, 2008 and 2007, respectively, an increase of $1,202,100 (215%). These increases were primarily attributable to increases in transportation fees and well supervision fees, which are affected by an increase in production volumes, due to a majority of our wells being on-line as compared to the prior year similar period.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 64% and 50% for the three months ended June 30, 2008 and 2007, respectively; and 63% and 51% for the six months ended June 30, 2008 and 2007, respectively. These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2008 and 2007, were $83,500 and $54,800, respectively, an increase of $28,700 (52%). For the six months ended June 30, 2008 and 2007 these expenses were $147,200 and $68,200, respectively, an increase of $79,000 (116%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.  These increases were primarily due to higher administrative fees, due to a majority of our wells being on-line compared to the prior year period. In addition to higher audit and tax fees as compared to the prior year period.

Liquidity and Capital Resources

Cash provided by operating activities increased $5,985,700 in the six months ended June 30, 2008 to $6,225,300 as compared to $239,600 for the six months ended June 30, 2007. This increase was primarily due to an increase in net earnings before depletion of $3,421,200. In addition the change in accounts receivable affiliate increased operating cash flows by $2,590,900 in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Cash used in financing activities was $6,375,700 during the six months ended June 30, 2008. This was from distributions to partners. Cash used in financing activities was $100 during the six months ended June 30, 2007, from the return of the MGP initial cash contributions.

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

Recently Issued Financial Accounting Standards

In May 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, No. 162, The Hierarchy of Generally Accepted Accounting Policies, or SFAS 162, which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. The standard is effective 60 days after the SEC's approval of the PCAOB's amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on our financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. We are currently evaluating whether the adoption of SFAS 161 will have an impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement was effective for us as of January 1, 2008. We adopted SFAS 159 at January 1, 2008, and have elected not to apply the fair value option to any of our financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of SFAS 159 did not impact our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued final FASB Staff Position 157-2, or FSP FAS 157-2. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. We adopted SFAS 157 as of January 1, 2008 with respect to its commodity and interest rate swap derivative instruments which are measured at fair value within our financial statements. See Note 5 for disclosures pertaining to the provisions of SFAS 157 with regard to our fair value measurements.

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

PART II.  OTHER INFORMATION

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

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Series 27-2006 L.P. (1)
10.1	Drilling and Operating Agreement for Atlas America Series 27-2006 L.P. (1)
31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002
______________

(1)	Filed on April 30, 2007 in the Form S-1 Registration Statement dated April 30, 2007, File No. 0-52615

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Series 27-2006 L.P.

Atlas Resources, LLC, Managing General Partner

Date: August 12, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 12, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: August 12, 2008	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: August 12, 2008	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer