Form 10-Q
period 2011-09-30
Atlas America Series 27-2006 LP
filed 2011-11-10
CIK 1379763

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

ATLAS AMERICA SERIES 27-2006 L.P.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PAGE

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements	3

Balance Sheets as of September 30, 2011 and December 31, 2010	3

Statements of Operations for the Three Months and Nine Months ended September 30, 2011 and 2010	4

Statement of Changes in Partners’ Capital for the Nine Months ended September 30, 2011	5

Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010	6

Notes to Financial Statements	7-15

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 4: Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1: Legal Proceedings	20

Item 6: Exhibits	20

SIGNATURES	21

CERTIFICATIONS

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ATLAS AMERICA SERIES 27-2006 L.P.
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$173,800	$260,100
Accounts receivable — affiliate	1,075,800	806,100
Short-term hedge receivable due from affiliate	—	754,600

Total current assets	1,249,600	1,820,800

Oil and gas properties, net	10,211,900	11,056,400
Long-term hedge receivable due from affiliate	—	737,400
Long-term receivable-affiliate	339,100	—

	$11,800,600	$13,614,600

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$18,800	$13,900
Short-term hedge liability due to affiliate	—	5,500

Total current liabilities	18,800	19,400

Asset retirement obligation	3,130,600	3,005,700
Long-term hedge liability due to affiliate	—	128,500

Partners’ capital:
Managing general partner	1,716,500	2,399,500
Limited partners (2,840 units)	6,515,700	7,682,100
Accumulated other comprehensive income	419,000	379,400

Total partners’ capital	8,651,200	10,461,000

	$11,800,600	$13,614,600

See accompanying notes to financial statements.

ATLAS AMERICA SERIES 27-2006 L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUES
Natural gas and oil	$820,400	$907,900	$2,498,500	$3,021,800

Total revenues	820,400	907,900	2,498,500	3,021,800

COSTS AND EXPENSES
Production	404,900	443,200	1,234,900	1,375,400
Depletion	278,500	382,000	844,500	1,259,200
Accretion of asset retirement obligation	45,100	33,500	135,300	100,600
General and administrative	57,000	50,500	177,200	174,300

Total expenses	785,500	909,200	2,391,900	2,909,500

Net income (loss)	$34,900	$(1,300)	$106,600	$112,300

Allocation of net income (loss):
Managing general partner	$3,500	$59,900	$40,100	$236,100

Limited partners	$31,400	$(61,200)	$66,500	$(123,800)

Net income (loss) per limited partnership unit	$11	$(22)	$23	$(44)

See accompanying notes to financial statements.

ATLAS AMERICA SERIES 27-2006 L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED
September 30, 2011
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income	Total

Balance at January 1, 2011	$2,399,500	$7,682,100	$379,400	$10,461,000

Participation in revenues and expenses:
Net production revenues	284,600	979,000	—	1,263,600
Depletion	(142,800)	(701,700)	—	(844,500)
Accretion of asset retirement obligation	(44,000)	(91,300)	—	(135,300)
General and administrative	(57,700)	(119,500)	—	(177,200)

Net income	40,100	66,500	—	106,600

Other comprehensive income	—	—	39,600	39,600

Subordination	(177,900)	177,900	—	—

Distributions to partners	(545,200)	(1,410,800)	—	(1,956,000)

Balance at September 30, 2011	$1,716,500	$6,515,700	$419,000	$8,651,200

See accompanying notes to financial statements.

ATLAS AMERICA SERIES 27-2006 L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$106,600	$112,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	844,500	1,259,200
Non-cash loss on hedge instruments	341,200	568,100
Accretion of asset retirement obligation	135,300	100,600
Decrease in accounts receivable-affiliate	176,100	488,900
Decrease (increase) in accrued liabilities	4,900	(11,300)
Asset retirement obligation settled	(10,400)	(10,100)

Net cash provided by operating activities	1,598,200	2,507,700

Cash flows from financing activities:
Distributions to partners	(1,684,500)	(2,689,200)

Net cash used in financing activities	(1,684,500)	(2,689,200)

Net decrease in cash and cash equivalents	(86,300)	(181,500)
Cash and cash equivalents at beginning of period	260,100	377,600

Cash and cash equivalents at end of period	$173,800	$196,100

Supplemental schedule of non-cash financing activities:

Distribution to managing general partner	$271,500	$—

See accompanying notes to financial statements.

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)
NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Atlas America Series 27-2006 L.P. (the “Partnership”) is a Delaware limited partnership and formed on July 21, 2006 with Atlas Resources, LLC serving as its Managing General Partner and operator (“Atlas Resources” or “MGP”). Atlas Resources is an indirect subsidiary of Atlas Energy, L.P., formerly Atlas Pipeline Holdings, L.P. (“Atlas Energy”) (NYSE: ATLS). On February 17, 2011, Atlas Energy, a then-majority owned subsidiary of Atlas Energy, Inc. and parent of the general partner of Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, Inc., which included its investment partnership business; its oil and gas exploration, development and production activities conducted in Tennessee, Indiana, and Colorado, certain shallow wells and leases in New York and Ohio, and certain well interests in Pennsylvania and Michigan; and its ownership and management of investments in Lightfoot Capital Partners, L.P. and related entities (the “Transferred Business”).
Atlas Energy recently announced that it intends to create a newly formed exploration and production master limited partnership named Atlas Resource Partners, L.P. (“Atlas Resource Partners”), which will hold substantially all of ATLS’ current natural gas and oil development and production assets and the partnership management business.
Atlas Resources’ focus is on the development and/or production of natural gas and oil in the Appalachian, Michigan, Indiana, and/or Colorado basin regions of the United States of America. Atlas Resources is also a leading sponsor of and manages tax-advantaged direct investment partnerships, in which it co-invests to finance the exploitation and development of its acreage. Atlas Energy Resource Services, Inc. provides Atlas Resources with the personnel necessary to manage its assets and raise capital.
The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2010 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 may not necessarily be indicative of the results of operations for the year ended December 31, 2011.
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
September 30, 2011
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Use of Estimates (Continued)
The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2011 and 2010 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).
Accounts Receivable and Allowance for Possible Losses
In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of the Partnership’s customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. As of September 30, 2011 and December 31, 2010, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.
Oil and Gas Properties
Oil and gas properties are stated at cost. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized. The Partnership follows the successful efforts method of accounting for oil and gas producing activities. Oil is converted to gas equivalent basis (“Mcfe”) at the rate of one barrel equals six Mcf.
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

	September 30,	December 31,
	2011	2010
Proved properties:
Leasehold interests	1,687,400	$1,687,400
Wells and related equipment	86,251,900	86,251,900

	87,939,300	87,939,300

Accumulated depletion	(77,727,400)	(76,882,900)

Oil and gas properties, net	$10,211,900	$11,056,400

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2011
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
The determination of oil and natural gas reserve estimates is a subjective process and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. There was no impairment charge recognized during the three and nine months ended September 30, 2011. During the year ended December 31, 2010, the Partnership recognized an impairment charge of $5,196,300, net of an offsetting gain in accumulated other comprehensive income of $326,800.
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
September 30, 2011
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
The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at September 30, 2011 and December 31, 2010 of $447,700 and $582,900, respectively, which are included in accounts receivable — affiliate within the Partnership’s balance sheets.
Recently Issued Accounting Standards
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

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2011
(Unaudited)
NOTE 3 — ASSET RETIREMENT OBLIGATION (Continued)
A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Asset retirement obligation at beginning of period	$3,085,900	$2,302,600	$3,005,700	$2,235,500
Liabilities settled	(400)	(10,100)	(10,400)	(10,100)
Accretion expense	45,100	33,500	135,300	100,600

Asset retirement obligation at end of period	$3,130,600	$2,326,000	$3,130,600	$2,326,000

NOTE 4 — DERIVATIVE INSTRUMENTS
The MGP, on behalf of the Partnership, historically used a number of different derivative instruments, principally swaps and collars, in connection with its commodity price risk management activities. The MGP entered into financial instruments to hedge the Partnership’s forecasted natural gas and crude oil against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas and crude oil is sold. Under swap agreements, the Partnership received or paid a fixed price and received or remitted a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas and crude oil at a fixed price for the relevant contract period.
Historically, the MGP has entered into natural gas and crude oil future option contracts and collar contracts on behalf of the Partnership to achieve more predictable cash flows by hedging its exposure to changes in natural gas and oil prices. At any point in time, such contracts included regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. These contracts qualified and were designated as cash flow hedges and recorded at their fair values.
The MGP formally documented all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This included matching the commodity derivative contracts to the forecasted transactions. The MGP assessed, both at the inception of the derivative and on an ongoing basis, whether the derivative was effective in offsetting changes in the forecasted cash flow of the hedged item. If it determined that a derivative was not effective as a hedge or that it had ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the MGP discontinued hedge accounting for the derivative and subsequent changes in the derivative fair value, which was determined by the MGP through the utilization of market data, were recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations. For derivatives qualifying as hedges, the Partnership recognized the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive income and reclassified the portion relating to commodity derivatives to gas and oil production revenues for the Partnership’s derivatives within the Partnership’s statements of operations as the underlying transactions were settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognized changes in fair value within gain (loss) on mark-to-market derivatives in its statements of operations as they occurred.

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2011
(Unaudited)
NOTE 4 — DERIVATIVE INSTRUMENTS (Continued)
Prior to the sale on February 17, 2011 of the Transferred Business, Atlas Energy, Inc. monetized its derivative instruments related to the Transferred Business. The monetized proceeds related to instruments that were originally put into place to hedge future natural gas and oil production of the Transferred Business, including production generated through its drilling partnerships. At September 30, 2011, the Partnership recorded a net receivable from the monetized derivative instruments of $445,800 in accounts receivable-affiliate and $339,100 in long-term receivable-affiliate with the corresponding net unrealized gains in accumulated other comprehensive income on the Partnership’s balance sheets, which will be allocated to natural gas and oil production revenue generated over the period of the original instruments’ term. As a result of the monetization and the early settlement of natural gas and oil derivative instruments and the unrealized gains recognized in income in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred gain on its balance sheets in other comprehensive income of $419,000 as of September 30, 2011. Unrealized gains, net of the MGP’s interest, previously recognized into income as a result of prior period impairments included in accumulated other comprehensive income were $103,900 and $262,000 for the year ended December 31, 2010 and prior periods, respectively. The MGP’s portion of the unrealized gains was written-off as part of the terms related to the acquisition of the Transferred Business. For the nine months ended September 30, 2011, the Partnership reclassified $271,500 of unrealized gains previously recognized into income from prior period impairments related to the MGP from a hedge receivable due from affiliate to a non-cash distribution to the MGP. As such, $271,500 was recorded as a distribution to partners on the statement of changes in partners’ capital. During the nine months ended September 30, 2011, $388,700 of monetized proceeds were recorded by the Partnership and allocated only to the limited partners. Of the remaining $419,000 of net unrealized gain in accumulated other comprehensive income, the Partnership will reclassify $224,500 of net gains to the Partnership’s statements of operations over the next twelve month period and the remaining $194,500 in later periods.
The following tables summarize the fair value of the Partnership’s derivative instruments as of December 31, 2010, as well as the gain or loss recognized in the statements of operations for the three and nine months ended September 30, 2011 and 2010:

		Fair Value
	Balance Sheet	December 31,
Derivatives in Cash Flow Hedging Relationships	Location	2010

Commodity Contracts	Current assets	$754,600
	Long-term assets	737,400

		1,492,000

	Current liabilities	(5,500)
	Long-term liabilities	(128,500)

		(134,000)

	Total	$1,358,000

Effects of Derivative Instruments on Statements of Operations:

		Three Months Ended		Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
		2011	2010	2011	2010
Derivative in Cash Flow	Gain Recognized in
Hedging Relationships	OCI on Derivatives

	Commodity Contracts	$—	$825,200	$72,200	$2,044,900

		Three Months Ended		Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
		2011	2010	2011	2010
Location of Gain Reclassified from Accumulated OCI into Income	Gain Reclassified from OCI into Net Income

	Gas and Oil Revenue	$108,400	$111,800	$432,900	$467,700

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2011
(Unaudited)
NOTE 5 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income. These changes, other than net income, are referred to as “other comprehensive income (loss)” and for the Partnership includes changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges, and changes in the estimated amount of future monetized proceeds to be received (See Note 4). The monetized proceeds included in accounts receivable affiliate have been allocated to the Partnership based on estimated future production in relation to all other partnerships’ future production eligible to receive monetized hedge proceeds. As actual production is realized, there may be a corresponding difference in the Partnership’s actual share of monetized hedge proceeds received than what was previously estimated. This component is shown as “Difference in estimated monetized gains receivable.” The following table sets forth the calculation of the Partnership’s comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$34,900	$(1,300)	$106,600	$112,300
Other comprehensive income (loss):
Unrealized holding gain on hedging contracts	—	825,200	72,200	2,044,900
MGP portion of non-cash loss on hedge instruments	—	—	271,500	—
Difference in estimated monetized gains receivable	36,200	—	128,800	—
Less: reclassification adjustment for gains realized in net income	(108,400)	(111,800)	(432,900)	(467,700)

Total other comprehensive income (loss)	(72,200)	713,400	39,600	1,577,200

Comprehensive income (loss)	$(37,300)	$712,100	$146,200	$1,689,500

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
September 30, 2011
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
NOTE 7 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement:
•
Administrative costs which are included in general and administrative expenses in the Partnership’s statements of operations are payable at $75 per well per month. Administrative costs incurred for the three and nine months ended September 30, 2011 were $39,600 and $117,700, respectively. Administrative costs incurred for the three and nine months ended September 30, 2010 were $41,600 and $125,200, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s statements of operations are payable at $376 per well per month for operating and maintaining the wells. Well supervision fees incurred, for the three and nine months ended September 30, 2011 were $198,700 and $590,400, respectively. Well supervision fees incurred for the three and nine months ended September 30, 2010 were $208,700 and $627,700, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s statements of operations are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three and nine months ended September 30, 2011 were $110,800 and $349,900, respectively. Transportation fees incurred for the three and nine months ended September 30, 2010 were $135,500 and $438,900, respectively.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership’s balance sheets represents the net production revenues due from the MGP.

ATLAS AMERICA SERIES 27-2006 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2011
(Unaudited)
NOTE 7 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS (Continued)
Subordination by Managing General Partner
Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of net revenues to the limited partners (July 2007). The MGP subordinated $177,900 and $379,600 of its net production revenue to the limited partners for the nine months ended September 30, 2011 and 2010, respectively.
NOTE 8 — SUBSEQUENT EVENTS
Management has considered for disclosure any material subsequent events through the date the financial statements were issued.
Formation of Atlas Resource Partners, L.P. On October 17, 2011, Atlas Energy announced that its board of directors has approved a plan to create a newly formed exploration and production master limited partnership named Atlas Resource Partners, L.P. (“Atlas Resource Partners”), which will hold substantially all of Atlas Energy’s current natural gas and oil development, and production assets and the partnership management business, including the MGP. Upon consummation of the transaction, Atlas Energy will retain a 78.4% limited partner interest in Atlas Resource Partners and intends to distribute a 19.6% limited partner interest in Atlas Resource Partners to Atlas Energy unit holders. Atlas Energy will also own the newly created general partner of Atlas Resource Partners, which will own a 2% general partner interest and all of the incentive distribution rights in the newly formed partnership. Completion of the transaction is subject to a number of conditions, including final approval by the Atlas Energy’s board of directors, as well as the effectiveness of a Form 10 registration statement that Atlas Resource Partners filed with the SEC on October 17, 2011. The transaction is expected to close in the first quarter of 2012. The MGP anticipates that this transaction will have no impact on the Partnership’s operations.

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

Overview
The following discussion provides information to assist in understanding our financial condition and results of operations. Our operating cash flows are generated from our wells, which produce primarily natural gas, but also some oil. Our produced natural gas and oil is then delivered to market through affiliated or third-party gas gathering systems. Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production. We pay our managing general partner (“MGP”), as operator, a monthly well supervision fee, which covers all normal and regularly recurring operating expenses for the production and sale of natural gas and oil such as:
•	well tending, routine maintenance and adjustment;
•	reading meters, recording production, pumping, maintaining appropriate books and records; and
•	preparation of reports for us and government agencies.
The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well to cover the estimated future plugging and abandonment costs of the well. As of September 30, 2011, our MGP had not withheld any funds for this purpose. Our MGP intends to produce our wells until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling.
Markets and Competition
The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our MGP is responsible for selling our production. During 2011 and 2010, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competition in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.
We have drilled and currently operate wells located in Pennsylvania, Tennessee, and New York. We have no employees and rely on our MGP for management, which in turn, relies on its parent company, Atlas Energy Holdings Operating Company, LLC, for administrative services.

Results of Operations
The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Production revenues (in thousands):
Gas	$794	$898	$2,406	$2,979
Oil	26	10	92	43

Total	$820	$908	$2,498	$3,022

Production volumes:
Gas (mcf/day) (1)	1,673	1,713	1,716	1,901
Oil (bbls/day) (1)	4	3	4	3

Total (mcfe/day) (1)	1,697	1,731	1,740	1,919

Average sales prices: (2)
Gas (per mcf) (1) (3)	$5.68	$6.89	$5.86	$6.79
Oil (per bbl) (1) (4)	$79.46	$73.32	$86.03	$71.56

Average production costs:
As a percent of revenues	49%	49%	49%	46%
Per mcfe (1)	$2.60	$2.79	$2.60	$2.62

Depletion per mcfe	$1.79	$2.40	$1.78	$2.40

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbls” represents barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

(2)	Average sales prices represent accrual basis pricing after reversing the effect of previously recognized gains resulting from prior period impairment charges.

(3)
Average gas prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $79,600 and $187,100 for the three months ended September 30, 2011 and 2010, respectively. Previously recognized derivative gains were $337,900 and $543,000 for the nine months ended September 30, 2011 and 2010, respectively. The derivative gains are included in other comprehensive income (loss) and resulted from prior period impairment charges.

(4)
Average oil prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $900 and $8,900 for the three months ended September 30, 2011 and 2010, respectively. Previously recognized derivative gains were $3,300 and $25,100 for the nine months ended September 30, 2011 and 2010, respectively. The derivative gains are included in other comprehensive income (loss) and resulted from prior period impairment charges.

Natural Gas Revenues. Our natural gas revenues were $794,400 and $897,700 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $103,300 (12%). The $103,300 decrease in natural gas revenues for the three months ended September 30, 2011 as compared to the prior year similar period was attributable to a $82,400 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions and a $20,900 decrease in production volumes. Our production volumes decreased to 1,673 mcf per day for the three months ended September 30, 2011 from 1,713 mcf per day for the three months ended September 30, 2010, a decrease of 40 mcf per day (2%). The overall decrease in natural gas production volumes for the three months ended September 30, 2011 resulted primarily from the normal decline inherent in the life of the well.

Our natural gas revenues were $2,406,300 and $2,978,600 for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $572,300 (19%). The $572,300 decrease in natural gas revenues for the nine months ended September 30, 2011 as compared to the prior year similar period was attributable to a $289,200 decrease in production volumes and a $283,000 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions. Our production volumes decreased to 1,716 mcf per day for the nine months ended September 30, 2011 from 1,901 mcf per day for the nine months ended September 30, 2010, a decrease of 185 mcf per day (10%). The overall decrease in natural gas production volumes for the nine months ended September 30, 2011 resulted primarily from the normal decline inherent in the life of a well.
Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $26,000 and $10,200 for the three months ended September 30, 2011 and 2010, respectively, an increase of $15,800 (155%). The $15,800 increase in oil revenues for the three months ended September 30, 2011 as compared to the prior year similar period was attributable to a $12,800 increase in oil prices after the effect of financial hedges and a $3,000 increase in production volumes. Our production volumes increased to 4 bbls per day for the three months ended September 30, 2011 from 3 bbls per day for the three months ended September 30, 2010, an increase of 1 bbl per day (33%).
Our oil revenues were $92,200 and $43,200 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $49,000 (113%). The $49,000 increase in oil revenues for the nine months ended September 30, 2011 as compared to the prior year similar period was attributable to a $42,000 increase in oil prices after the effect of financial hedges and a $7,000 increase in production volumes. Our production volumes increased to 4.06 bbls per day for the nine months ended September 30, 2011 from 3.5 bbls per day for the nine months ended September 30, 2010, an increase of .56 bbl per day (16%).
Costs and Expenses. Production expenses were $404,900 and $443,200 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $38,300 (9%). Production expenses were $1,234,900 and $1,375,400 for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $140,500 (10%). These decreases for the three and nine months ended September 30, 2011 were due to lower transportation fees, which are affected by a decrease in production volumes.
Depletion of oil and gas properties as a percentage of oil and gas revenues were 34% and 42% for the three months ended September 30, 2011 and 2010, respectively; and 34% and 42% for the nine months ended September 30, 2011 and 2010, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.
General and administrative expenses for the three months ended September 30, 2011 and 2010 were $57,000 and $50,500, respectively, an increase of $6,500 (13%). For the nine months ended September 30, 2011 and 2010, these expenses were $177,200 and $174,300, respectively, an increase of $2,900 (2%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. These increases for the three and nine months ended September 30, 2011 were primarily due to higher third-party costs as compared to the prior year similar period.
Liquidity and Capital Resources
Cash provided by operating activities decreased $909,500 in the nine months ended September 30, 2011 to $1,598,200 as compared to $2,507,700 for the nine months ended September 30, 2010. This decrease was due to a decrease in net income, depletion, net non-cash loss on hedge instruments and accretion of $612,600. In addition, the change in accounts receivable-affiliate of $312,800 and an increase in asset retirement obligations settled of $300 decreased operating cash flows. The decrease was partially offset by the change in accrued liabilities increasing operating cash flows by $16,200 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Cash used in financing activities decreased $1,004,700 during the nine months ended September 30, 2011 to $1,684,500 from $2,689,200 for the nine months ended September 30, 2010. This decrease was due to a decrease in cash distributions to partners.
Our MGP may withhold funds for future plugging and abandonment costs. Through September 30, 2011, our MGP had not withheld any funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.
The Partnership is generally limited to the amount of funds generated by the cash flows from our operations, which we believe is adequate to fund future operations and distributions to our partners. Historically, there has been no need to borrow funds from our MGP to fund operations.
Subordination by Managing General Partner
Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership to the benefit of the limited partners for an amount equal to at least 10% of their net subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution to the investor partners (July 2007). The MGP subordinated $177,900 and $379,600 of its net production revenue to the limited partners for the nine months ended September 30, 2011 and 2010, respectively.
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

Under the supervision of our MGP’s Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our MGP’s Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at September 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Atlas America Series 27-2006 L.P.

ATLAS RESOURCES, LLC, Managing General Partner
Date: November 10, 2011	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 10, 2011	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer