Form 10-Q
period 2015-06-30
Atlas America Series 27-2006 L.P.
filed 2015-08-14
CIK 1379763

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

ATLAS AMERICA SERIES 27-2006 L.P.

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA SERIES 27-2006 L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable trade–affiliate	101,500	200,000
Asset retirement receivable–affiliate	45,500	34,400
Current portion of derivative assets	21,400	20,500
Total current assets	168,400	254,900
Gas and oil properties, net	3,244,900	3,330,200
Long-term derivative assets	10,100	17,100
	$3,423,400	$3,602,200
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable trade-affiliate	$84,400	$-
Accrued liabilities	6,300	9,700
Current portion of put premiums payable-affiliate	14,100	13,100
Total current liabilities	104,800	22,800
Asset retirement obligations	4,529,700	4,403,700
Long-term put premiums payable-affiliate	7,500	15,000
Commitments and contingencies
Partners’ capital:
Managing general partner’s interest	(418,500)	(294,000)
Limited partners’ interest (2,840 units)	(805,300)	(554,700)
Accumulated other comprehensive income	5,200	9,400
Total partners’ capital	(1,218,600)	(839,300)
	$3,423,400	$3,602,200

See accompanying notes to condensed financial statements.

ATLAS AMERICA SERIES 27-2006 L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES
Natural gas and oil	$169,300	$581,700	$478,500	$1,181,100
(Loss) gain on mark-to-market derivatives	(5,500)	-	400	-
Total revenues	163,800	581,700	478,900	1,181,100
COSTS AND EXPENSES
Production	248,600	322,700	545,800	642,100
Depletion	38,600	79,600	85,000	154,800
Accretion of asset retirement obligation	63,000	47,700	126,000	95,300
General and administrative	45,500	41,900	97,200	89,900
Total costs and expenses	395,700	491,900	854,000	982,100
Net (loss) income	$(231,900)	$89,800	$(375,100)	$199,000
Allocation of net (loss) income:
Managing general partner	$(75,000)	$40,400	$(124,500)	$85,700
Limited partners	$(156,900)	$49,400	$(250,600)	$113,300
Net (loss) income per limited partnership unit	$(55)	$17	$(88)	$40

See accompanying notes to condensed financial statements.

ATLAS AMERICA SERIES 27-2006 L.P.

CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(231,900)	$89,800	$(375,100)	$199,000
Other comprehensive loss:
Unrealized holding gain (loss) on cash flow hedging contracts	-	1,400	-	(21,200)
Difference in estimated hedge gains receivable	2,600	(3,500)	5,900	35,100
Less: reclassification adjustment for realized (gains) losses of cash flow hedges in net (loss) income	(4,800)	(900)	(10,100)	(22,800)
Total other comprehensive loss	(2,200)	(3,000)	(4,200)	(8,900)
Comprehensive (loss) income	$(234,100)	$86,800	$(379,300)	$190,100

See accompanying notes to condensed financial statements.

ATLAS AMERICA SERIES 27-2006 L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED

June 30, 2015

(Unaudited)

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2014	$(294,000)	$(554,700)	$9,400	$(839,300)
Participation in revenues, costs and expenses:
Net production expense	(24,900)	(42,400)	-	(67,300)
Gain on mark-to-market derivatives	-	400	-	400
Depletion	(27,000)	(58,000)	-	(85,000)
Accretion of asset retirement obligation	(41,000)	(85,000)	-	(126,000)
General and administrative	(31,600)	(65,600)	-	(97,200)
Net loss	(124,500)	(250,600)	-	(375,100)
Other comprehensive loss	-	-	(4,200)	(4,200)
Balance at June 30, 2015	$(418,500)	$(805,300)	$5,200	$(1,218,600)

See accompanying notes to condensed financial statements.

ATLAS AMERICA SERIES 27-2006 L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(375,100)	$199,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depletion	85,000	154,800
Non cash (gain) loss on derivative value	(4,600)	9,400
Accretion of asset retirement obligation	126,000	95,300
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable-trade affiliate	98,500	(100,000)
Increase in asset retirement receivable-affiliate	(11,100)	(18,000)
Increase in accounts payable trade-affiliate	84,400	-
Decrease in accrued liabilities	(3,400)	(2,800)
Asset retirement obligations settled	-	(300)
Net cash (used in) provided by operating activities	(300)	337,400

Cash flows from investing activities:
Proceeds from the sale of tangible equipment	300	-
Net cash provided by investing activities	300	-

Cash flows from financing activities:
Distributions to partners	-	(400,200)
Net cash used in financing activities	-	(400,200)
Net change in cash and cash equivalents	-	(62,800)
Cash and cash equivalents at beginning of period	-	62,800
Cash and cash equivalents at end of period	$-	$-

See accompanying notes to condensed financial statements.

ATLAS AMERICA SERIES 27-2006 L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas America Series 27-2006 L.P. (the “Partnership”) is a Delaware limited partnership, formed on July 21, 2006 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (NYSE: ARP).

On February 27, 2015, the MGP’s ultimate parent, Atlas Energy, L.P. (“Atlas Energy”), which was a publicly traded master-limited partnership, was acquired by Targa Resources Corp. and distributed to Atlas Energy’s unitholders 100% of the limited liability company interests in ARP’s general partner, Atlas Energy Group, LLC (“Atlas Energy Group”; NYSE: ATLS).  Atlas Energy Group became a separate, publicly traded company and the ultimate parent of the MGP as a result of the distribution. Following the distribution, Atlas Energy Group continues to manage ARP’s operations and activities through its ownership of ARP’s general partner interest.

The Partnership has drilled and currently operates wells located in New York, Pennsylvania and Tennessee. The Partnership has no employees and relies on the MGP for management, which in turn, relies on its parent company, Atlas Energy Group (February 27, 2015 and prior, Atlas Energy), for administrative services.

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

The accompanying condensed financial statements, which are unaudited, except for the balance sheet at December 31, 2014, which is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Partnership’s Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 may not necessarily be indicative of the results of operations for the year ended December 31, 2015.

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

The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three and six months ended June 30, 2015 and 2014 represent actual results in all material respects (See “-Revenue Recognition”).

Accounts Receivable

Accounts receivable on the balance sheets consist solely of the trade accounts receivable associated with the Partnership’s operations. In evaluating the realizability of the Partnership’s accounts receivable, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness, as determined by review of such customers’ credit information. Credit is extended on an unsecured basis to many of the Partnership’s energy customers. At June 30, 2015 and December 31, 2014, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for uncollectible accounts receivable.

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

The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized cost of developed producing properties. The Partnership recorded depletion expense on natural gas and oil properties of $85,000 and $154,800 for the six months ended June 30, 2015 and 2014, respectively.

Upon the sale or retirement of a complete field of a proved property, the cost is eliminated from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depletion within its balance sheets.

The following is a summary of gas and oil properties at the dates indicated:

	June 30,	December 31,
	2015	2014
Proved properties:
Leasehold interests	$1,684,000	$1,684,000
Wells and related equipment	86,777,600	86,777,900
Total natural gas and oil properties	88,461,600	88,461,900
Accumulated depletion and impairment	(85,216,700)	(85,131,700)
Gas and oil properties, net	$3,244,900	$3,330,200

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

There was no gas and oil properties impairment recorded for the three and six months ended June 30, 2015 and 2014. During the year ended December 31, 2014, the Partnership recognized an impairment charge of $2,826,200. This impairment relates to the carrying amount of these gas and oil properties being in excess of the Partnership’s estimate of their fair value at December 31, 2014. The estimate of the fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas and oil prices at the date of measurement.

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

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP. The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, crude oil, and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees, which are, in turn, based upon applicable product prices (See “-Use of Estimates”). The Partnership had unbilled revenues at June 30, 2015 of $101,500 which were included in accounts receivable trade-affiliate within the Partnership’s balance sheets. The Partnership had unbilled revenues at December 31, 2014 of $223,900, which was partially offset by $23,900 of amounts due to the MGP, which was included in accounts receivable trade-affiliate within the Partnership’s balance sheets.

Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net (loss) income. These changes, other than net (loss) income, are referred to as “other comprehensive (loss) income” on the Partnership’s financial statements and, at June 30, 2015, only include changes in the fair value of unsettled derivative contracts which, prior to January 1, 2015, were accounted for as cash flow hedges (See Note 4). The Partnership does not have any other type of transaction which would be included within other comprehensive (loss) income.

Recently Issued Accounting Standards

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“Update 2015-01”). The amendments in Update 2015-01 simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. The amendments in Update 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Partnership will adopt the requirements of Update 2015-01 upon its effective date of January 1, 2016, and it does not anticipate it having a material impact on its financial position, results of operations and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (“Update 2014-15”). The amendments in Update 2014-15 provide U.S. GAAP guidance on the responsibility of an entity’s management in evaluating whether there is substantial doubt about the entity’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, an entity’s management will be required to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year from the date the financial statements are issued. In doing so, the amendments in Update 2014-15 should reduce diversity in the timing and content of footnote disclosures. The amendments in Update 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Partnership will adopt the requirements of Update 2014-15 upon its effective date in 2016, and it does not anticipate it having a material impact on its financial position, results of operations and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Update 2014-09”), which supersedes the revenue recognition requirements (and some cost guidance) in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Accounting Standards Codification. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant and Equipment, and intangible assets within the scope of Topic 350, Intangibles – Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in Update 2014-09. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies the performance obligations. These requirements are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. On July 9, 2015, the FASB decided to defer the effective date of ASU 2014-09 by one year. As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017, and to interim periods within that reporting period, with the option to adopt the standard as of the original effective date. The Partnership will adopt the requirements of Update 2014-09 retrospectively upon its effective date of January 1, 2018, and is evaluating the impact of the adoption on its financial position, results of operations and related disclosures.

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

The MGP’s historical practice and continued intention is to retain distributions from the limited partners as the wells within the Partnership near the end of their useful life. On a partnership-by-partnership basis, the MGP assesses its right to withhold amounts related to plugging and abandonment costs based on several factors including commodity price trends, the natural decline in the production of the wells and current and future costs. Generally, the MGP’s intention is to retain distributions from the limited partners as the fair value of the future cash flows of the limited partners’ interest approaches the fair value of the future plugging and abandonment cost. Upon the MGP’s decision to retain all future distributions to the limited partners of the Partnership, the MGP will assume the related asset retirement obligations of the limited partners. As of June 30, 2015, the MGP has withheld $45,500 of net production revenue for future plugging and abandonment costs.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Asset retirement obligation at beginning of period	$4,466,700	$3,258,100	$4,403,700	$3,210,500
Asset retirement obligations settled	-	(300)	-	(300)
Accretion expense	63,000	47,700	126,000	95,300
Asset retirement obligation at end of period	$4,529,700	$3,305,500	$4,529,700	$3,305,500

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

On January 1, 2015, the Partnership discontinued hedge accounting for its qualified commodity derivatives. As such, changes in fair value of these derivatives after December 31, 2014 are recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations. The fair values of these commodity derivative instruments at December 31, 2014, which were recognized in accumulated other comprehensive income within partners’ capital on the Partnership’s balance sheet, will be reclassified to the Partnership’s statements of operations in the future at the time the originally hedged physical transactions affect earnings.

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s balance sheets as the initial value of the options. The Partnership reflected net derivative assets on its balance sheets of $31,500 and $37,600 at June 30, 2015 and December 31, 2014, respectively.

The following table summarizes the gains or losses recognized within the statements of operations for derivative instruments previously designated as cash flow hedges for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gains reclassified from accumulated other comprehensive income into natural gas and oil revenues	$4,800	$900	$10,100	$22,800
(Loss) gain subsequent to December 31, 2014 recognized in (loss) gain on mark-to-market derivatives	$(5,500)	$-	$400	$-

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

At June 30, 2015, the Partnership had the following commodity derivatives:

Natural Gas Put Options

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset (2)
	(MMBtu) (1)	(per MMBtu) (1)
2015	9,800	$4.00	$10,800
2016	19,600	4.15	20,700
			$31,500

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and six months ended June 30, 2015 and 2014 for hedge ineffectiveness.

Put Premiums Payable

During June 2012, a premium (“put premium”) was paid to purchase the contracts and will be allocated to natural gas production revenues generated over the contractual term of the purchased hedging instruments. At June 30, 2015 and December 31, 2014, $14,100 and $13,100, respectively, of the put premiums were recorded as short-term payables to affiliate and $7,500 and $15,000, respectively, were recorded as long-term payables to affiliate.

Accumulated Other Comprehensive Income

As a result of the put options, the Partnership recorded a net deferred gain on its balance sheet in accumulated other comprehensive income of $5,200 as of June 30, 2015. During the six months ended June 30, 2015, $9,300 of net gains were recorded by the Partnership and allocated only to the limited partners. Of the remaining $5,200 of net unrealized gain in accumulated other comprehensive income, the Partnership will reclassify $4,400 of net gains to the Partnership’s statements of operations over the next twelve month period and the remaining gains of $800 in later periods.

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

Information for assets measured at fair value at June 30, 2015 and December 31, 2014 was as follows:

	Level 1	Level 2	Level 3	Total
As of June 30, 2015
Derivative assets, gross
Commodity puts	$-	$31,500	$-	$31,500

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Derivative assets, gross
Commodity puts	$-	$37,600	$-	$37,600

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of its asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates (See Note 3). There were no additional assets or liabilities that were measured at fair value on a nonrecurring basis for the three and six months ended June 30, 2015 and 2014.

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement. Administrative costs, which are included in general and administrative expenses in the Partnership’s statements of operations, are payable at $75 per well per month. Monthly well supervision fees, which are included in production expense in the Partnership’s statements of operations, are payable at $376 per well per month for operating and maintaining the wells. Well supervision fees are proportionately reduced to the extent the Partnership does not acquire 100% of the working interest in a well. Transportation fees are included in production expense in the Partnership’s statements of operations and are generally payable at 13% of the natural gas sales price. Direct costs, which are included in production and general administrative expenses in the Partnership’s statements of operations, are payable to the MGP and its affiliates as reimbursement for all costs expended on the Partnership’s behalf.

The following table provides information with respect to these costs and the periods incurred:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Administrative fees	$30,700	$33,800	$67,500	$67,200
Supervision fees	153,800	169,600	338,300	336,800
Transportation fees	29,800	72,000	69,900	149,000
Direct costs	79,800	89,200	167,300	179,000
Total	$294,100	$364,600	$643,000	$732,000

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts payable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due to the MGP as of June 30, 2015. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP as of December 31, 2014.

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of June 30, 2015, the MGP has withheld $45,500 of net production revenue for future plugging and abandonment costs.

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

On February 27, 2015, the MGP’s ultimate parent, Atlas Energy, L.P. (“Atlas Energy”), which was a publicly traded master-limited partnership, was acquired by Targa Resources Corp. and distributed to Atlas Energy’s unitholders 100% of the limited liability company interests in ARP’s general partner, Atlas Energy Group, LLC (“Atlas Energy Group”; NYSE: ATLS).  Atlas Energy Group became a separate, publicly traded company and the ultimate parent of the MGP as a result of the distribution. Following the distribution, Atlas Energy Group continues to manage ARP’s operations and activities through its ownership of ARP’s general partner interest.

We have drilled and currently operate wells located in New York, Pennsylvania and Tennessee. We have no employees and rely on our MGP for management, which in turn, relies on its parent company, Atlas Energy Group (February 27, 2015 and prior, Atlas Energy), for administrative services.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of June 30, 2015, our MGP has withheld $45,500 of net production revenues for this purpose.

Markets and Competition

The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in gas and oil producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our MGP is responsible for selling our production. During 2014 and the first six months of 2015, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competing in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Production revenues (in thousands):
Gas	$169	$551	$459	$1,136
Oil	-	31	19	45
Total	$169	$582	$478	$1,181
Production volumes:
Gas (Mcf/day) (1)	1,065	1,299	1,161	1,275
Oil (bbl/day) (1)	-	4	2	3
Total (Mcfe/day) (1)	1,065	1,323	1,173	1,293
Average sales prices(2):
Gas (per Mcf) (1) (3)	$1.74	$4.71	$2.18	$4.96
Oil (per bbl) (1)	$-	$95.93	$49.82	$93.89
Production costs:
As a percent of revenues	147%	55%	114%	54%
Per Mcfe (1)	$2.56	$2.69	$2.57	$2.75
Depletion per Mcfe	$0.40	$0.66	$0.40	$0.66

(1)	“Mcf” represents thousand cubic feet, “Mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to Mcfe using the ratio of six Mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $6,300 for the three months ended June 30, 2014. Previously recognized derivative gains were $9,400 for the six months ended June 30, 2014.

Natural Gas Revenues. Our natural gas revenues were $169,000 and $550,700 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $381,700 (69%). The $381,700 decrease in natural gas revenues for the three months ended June 30, 2015 as compared to the prior year similar period was attributable to a $282,600 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, and a $99,100 decrease in production volumes. Our production volumes decreased to 1,065 Mcf per day for the three months ended June 30, 2015 from 1,299 Mcf per day for the three months ended June 30, 2014, a decrease of 234 Mcf per day (18%). The overall decrease in natural gas production volumes for the three months ended June 30, 2015 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well and a decrease in the number of producing wells due to wells shut-in due to a decline in natural gas prices.

Our natural gas revenues were $459,100 and $1,135,800 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $676,700 (60%). The $676,700 decrease in natural gas revenues for the six months ended June 30, 2015 as compared to the prior year similar period was attributable to a $575,100 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, and a $101,600 decrease in production volumes. Our production volumes decreased to 1,161 Mcf per day for the six months ended June 30, 2015 from 1,275 Mcf per day for the six months ended June 30, 2014, a decrease of 114 Mcf per day (9%). The overall decrease in natural gas production volumes for the six months ended June 30, 2015 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well and a decrease in the number of producing wells due to wells shut-in due to a decline in natural gas prices.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $300 and $31,000 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $30,700 (99%). The $30,700 decrease in oil revenues for the three months ended June 30, 2015 as compared to the prior year similar period was attributable to a $30,700 decrease in production volumes. Our production volumes decreased to 0.02 bbls per day for the three months ended June 30, 2015 from 3.55 bbls per day for the six months ended June 30, 2014, a decrease of 3.53 bbls per day (99%).

Our oil revenues were $19,400 and $45,300 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $25,900 (57%). The $25,900 decrease in oil revenues for the six months ended June 30, 2015 as compared to the prior year similar period was attributable to a $17,200 decrease in oil prices and a $8,700 decrease in production volumes. Our production volumes decreased to 2.16 bbls per day for the six months ended June 30, 2015 from 2.66 bbls per day for the six months ended June 30, 2014, a decrease of 0.50 bbls per day (19%).

Costs and Expenses. Production expenses were $248,600 and $322,700 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $74,100 (23%). Production expenses were $545,800 and $642,100 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $96,300 (15%). The decreases for the three and six months ended June 30, 2015 were mostly due to a decrease in transportation costs due to a decrease in the realized price of natural gas.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 23% and 14% for the three months ended June 30, 2015 and 2014, respectively, and 18% and 13% for the six months ended June 30, 2015 and 2014, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2015 and 2014 were $45,500 and $41,900, respectively, an increase of $3,600 (9%). For the six months ended June 30, 2015 and 2014, these expenses were $97,200 and $89,900, respectively, an increase of $7,300 (8%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. The increases for the three and six months ended June 30, 2015 are primarily due to third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources

Cash (used in) provided by operating activities decreased $337,700 in the six months ended June 30, 2015 to ($300) as compared to $337,400 for the six months ended June 30, 2014. This decrease was mostly due to a decrease in net (loss) income before depletion and accretion and a non-cash (gain) loss on hedge instruments of $627,200, and a decrease in the change in accrued liabilities of $600. The decrease was partially offset by an increase in the change in accounts receivable trade-affiliate of $198,500, and the change in accounts payable trade-affiliate of $84,400. In addition the changes in asset retirement receivable-affiliate and asset retirement obligations settled were $6,900 and $300, respectively, increasing operating cash flows for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Cash provided by investing activities was $300 for the six months ended June 30, 2015 for the proceeds from the sale of tangible equipment.

Cash used in financing activities was $400,200 for the six months ended June 30, 2014 due to cash distributions to partners. There was no cash used in financing activities for the six months ended June 30, 2015.

Our MGP may withhold funds for future plugging and abandonment costs. Through June 30, 2015, our MGP has withheld $45,500 of funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

4(a)	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Series 27-2006 L.P. (1)
10.1	Drilling and Operating Agreement for Atlas America Series 27-2006 L.P. (1)
31.1	Rule 13a-14/15(d)-14 (a) Certification
31.2	Rule 13a-14/15(d)-14 (a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification
101	Interactive Data File

(1)	Filed in the Form 10-12G/A Registration Statement dated April 30, 2007, File No. 000-52615

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

ATLAS AMERICA SERIES 27-2006 L.P.

	By:	ATLAS RESOURCES, LLC, ITS
GENERAL PARTNER

Date: August 14, 2015	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Date: August 14, 2015	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer (principal financial officer and principal accounting officer)